Form 10-Q
period 2026-06-30
General Purpose Acquisition Corp.
filed 2026-08-06
CIK 2085408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 6, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GENERAL PURPOSE ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL PURPOSE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$937,889	$1,163,614
Prepaid expenses – current	123,285	123,285
Total current assets	1,061,174	1,286,899
Non-current assets
Cash and marketable securities held in Trust Account	234,527,947	230,640,427
Prepaid expenses – non-current	51,700	113,343
Total non-current assets	234,579,647	230,753,770
Total Assets	$235,640,821	$232,040,669

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$—	$2,093
Due to related party	172,581	22,581
Accrued expenses	258,051	156,220
Accounts payable	11,142	31,153
Total current liabilities	441,774	212,047
Non-current liabilities
Deferred underwriting commissions	9,200,000	9,200,000
Total non-current liabilities	9,200,000	9,200,000
Total Liabilities	9,641,774	9,412,047

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption; $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value of approximately $10.20 and $10.03 at June 30, 2026 and December 31, 2025, respectively	234,527,947	230,640,427

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	66	66
Class B Ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,529,541)	(8,012,446)
Total Shareholders’ Deficit	(8,528,900)	(8,011,805)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$235,640,821	$232,040,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2026
General and administrative expenses	$236,423	$517,095
Loss from operations	(236,423)	(517,095)

Other income:
Income earned on cash and marketable securities held in Trust Account	1,925,295	3,887,520
Other income, net	1,925,295	3,887,520
Net income	$1,688,872	$3,370,425

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.11

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	660,000	660,000

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.06	$0.11

Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	5,750,000	5,750,000

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.06	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	660,000	$66	5,750,000	$575	$—	$(8,012,446)	$(8,011,805)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,962,225)	(1,962,225)
Net income	—	—	—	—	—	1,681,553	1,681,553
Balance – March 31, 2026	660,000	$66	5,750,000	$575	$—	$(8,293,118)	$(8,292,477)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,925,295)	(1,925,295)
Net income	—	—	—	—	—	1,688,872	1,688,872
Balance – June 30, 2026	660,000	$66	5,750,000	$575	$—	$(8,529,541)	$(8,528,900)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$3,370,425
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on cash and marketable securities held in Trust Account	(3,887,520)
Changes in operating assets and liabilities:
Prepaid expenses	61,643
Due to related party	150,000
Accrued expenses	101,831
Accounts payable	(20,011)
Net cash used in operating activities	(223,632)

Cash Flows from Financing Activities:
Payment of offering costs	(2,093)
Net cash used in financing activities	(2,093)

Net Change in Cash	(225,725)
Cash – Beginning of period	1,163,614
Cash – End of period	$937,889

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from July 25, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and interest income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less Permitted Withdrawals), divided by the number of then issued and outstanding public shares, subject to the limitations. Permitted Withdrawals are amounts withdrawn or eligible to be withdrawn from the Trust Account to fund the Company’s working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay the Company’s taxes (any withdrawals to pay for taxes (which shall exclude the Excise Tax if any is imposed) shall not be subject to the $250,000 annual limitation; provided that such withdrawals can only be made from interest and not from the principal held in the Trust Account.  The amount in the Trust Account was initially $10.00 per public share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had $937,889 in cash and working capital of $619,400. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of June 30, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $937,889 and $1,163,614 of cash as of June 30, 2026 and December 31, 2025, respectively.  The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets in the Trust Account were held in Treasury Bills, amounting to $234,527,947 and $230,640,427, respectively.  Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”.   Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 11,500,000 Public Warrants and 330,000 Private Placement Warrants outstanding as of June 30, 2026.

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

The Company has not considered the effect of the 11,500,000 Public Warrants in the calculation of diluted net income per share, since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,321,484	$37,921	$330,371
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	660,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Six Months Ended June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$2,636,538	$75,657	$659,134
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	660,000	5,750,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.11

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,913,914)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,055,373)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,609,714
Class A ordinary shares subject to possible redemption at December 31, 2025	230,640,427
Re-measurement of Class A ordinary shares subject to possible redemption	3,887,520
Class A ordinary shares subject to possible redemption at June 30, 2026	$234,527,947

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 25, 2025, the date of its incorporation and determined there is no material impact on its financial position.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements

Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its financial statements and related disclosures.

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

June 30, 2026
Cash	$937,889
Cash and marketable securities held in Trust Account	$234,527,947

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2026
General and administrative expenses	$236,423	$517,095
Income earned on cash and marketable securities held in Trust Account	$1,925,295	$3,887,520

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

As of June 30, 2026 and December 31, 2025, there were $172,581 and $22,581, respectively, in due to related party related to the agreement.  The Company incurred $75,000 and $150,000, respectively, for the three and six months ended June 30, 2026.  Amounts have been included in general and administrative expenses in the accompanying condensed statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares and one-half of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 660,000 shares of Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s recurring fair value measurements as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026

Assets:
Cash and marketable securities held in Trust Account	1	$234,527,947

	Level	December 31, 2025

Assets:
Cash and marketable securities held in Trust Account	1	$230,640,427

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2026, we had a net income of $1,688,872, which consisted of income earned on cash and marketable securities held in the Trust Account of $1,925,295, partially offset by general and administrative expenses of $236,423.

For the six months ended June 30, 2026, we had a net income of $3,370,425, which consisted of income earned on cash and marketable securities held in the Trust Account of $3,887,520, partially offset by general and administrative expenses of $517,095.

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

For the six months ended June 30, 2026, net cash used in operating activities was $223,632. Net income of $3,370,425 was adjusted by income earned on cash and marketable securities held in the Trust Account of $3,887,520 and $292,559 changes in operating assets and liabilities.

As of June 30, 2026, we had cash and marketable securities of $234,527,947 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $937,889 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans are convertible at the option of the lender into private placement units identical to the private placement units sold to our sponsor in connection with our initial public offering, at a conversion price of $10.00 per unit. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

GENERAL PURPOSE ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ Peter Georgiopoulos
	Name:	Peter Georgiopoulos
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stewart Crawford
Name:	Stewart Crawford
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)