Form 10-Q
period 2026-09-30
General Purpose Acquisition Corp.
filed 2026-11-09
CIK 2085408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42986

GENERAL PURPOSE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 Front Street Millbrook, New York	12545
(Address of principal executive offices)	(Zip Code)

(845) 677-4650
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GPACU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	GPAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GPACW	The Nasdaq Stock Market LLC

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

As of November 9, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GENERAL PURPOSE ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page

Part I. - Financial Information	1
Item 1. Financial Statements.	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Unaudited Condensed Statement of Operations for the Three and Nine Months Ended September 30, 2026, and for the Period from July 25, 2025 (Inception) through September 30, 2025	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, and for the Period from July 25, 2025 (Inception) through September 30, 2025	3
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026, and for the Period from July 25, 2025 (Inception) through September 30, 2025	4
Notes to the Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II. - Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

PART I. - FINANCIAL INFORMATION1

Item 1.	Financial Statements.

GENERAL PURPOSE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$878,221	$1,163,614
Prepaid expenses – current	123,285	123,285
Total current assets	1,001,506	1,286,899
Non-current assets
Cash and marketable securities held in Trust Account	236,750,407	230,640,427
Prepaid expenses – non-current	20,880	113,343
Total non-current assets	236,771,287	230,753,770
Total Assets	$237,772,793	$232,040,669

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs	$—	$2,093
Due to related party	247,581	22,581
Accrued expenses	266,746	156,220
Accounts payable	1,250	31,153
Total current liabilities	515,577	212,047
Non-current liabilities
Deferred underwriting commissions	9,200,000	9,200,000
Total non-current liabilities	9,200,000	9,200,000
Total Liabilities	9,715,577	9,412,047

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption; $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value of approximately $10.29 and $10.03 at September 30, 2026 and December 31, 2025, respectively	236,750,407	230,640,427

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	66	66
Class B Ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,693,832)	(8,012,446)
Total Shareholders’ Deficit	(8,693,191)	(8,011,805)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$237,772,793	$232,040,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the period from July 25, 2025 (inception) through September 30, 2025
General and administrative expenses	$164,291	$681,386	$50,518
Loss from Operations	(164,291)	(681,386)	(50,518)

Other income:
Income earned on cash and marketable securities held in Trust Account	2,222,460	6,109,980	-
Other income, net	2,222,460	6,109,980	-
Net income (loss)	$2,058,169	$5,428,594	$(50,518)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000	-

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.18	$-

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	660,000	660,000	-

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.07	$0.18	$-

Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	5,750,000	5,750,000	5,000,000 (1)

Basic and diluted net income (loss) per share, non-redeemable Class B Ordinary Shares	$0.07	$0.18	$(0.01)

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	660,000	$66	5,750,000	$575	$—	$(8,012,446)	$(8,011,805)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,962,225)	(1,962,225)
Net income	—	—	—	—	—	1,681,553	1,681,553
Balance – March 31, 2026	660,000	$66	5,750,000	$575	$—	$(8,293,118)	$(8,292,477)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,925,295)	(1,925,295)
Net income	—	—	—	—	—	1,688,872	1,688,872
Balance – June 30, 2026	660,000	$66	5,750,000	$575	$—	$(8,529,541)	$(8,528,900)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(2,222,460)	(2,222,460)
Net income	—	—	—	—	—	2,058,169	2,058,169
Balance – September 30, 2026	660,000	$66	5,750,000	$575	$—	$(8,693,832)	$(8,693,191)

FOR THE PERIOD FROM JULY 25, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 25, 2025	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(50,518)	(50,518)
Balance – September 30, 2025	—	$—	5,750,000	$575	$24,425	$(50,518)	$(25,518)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the period from July 25, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$5,428,594	$(50,518)

Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,271
Income earned on cash and marketable securities held in Trust Account	(6,109,980)	—
Changes in operating assets and liabilities:
Prepaid expenses	92,463	—
Due to related party	225,000	—
Accrued expenses	110,526	—
Accounts payable	(29,903)	38,247
Net cash used in operating activities	(283,300)	—

Cash Flows from Financing Activities:
Payment of offering costs	(2,093)	—
Net cash used in financing activities	(2,093)	—

Net Change in Cash	(285,393)	—
Cash – Beginning of period	1,163,614	—
Cash – End of period	$878,221	$—

Non-Cash Investing and Financing Activities
Deferred offering costs included in accrued offering costs	$—	$98,275
Deferred offering costs paid by related party	$—	$25,900
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENERAL PURPOSE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from July 25, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and interest income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had $878,221 in cash and working capital of $485,929. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of September 30, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside the trust account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $878,221 and $1,163,614 of cash as of September 30, 2026 and December 31, 2025, respectively.  The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At September 30, 2026 and December 31, 2025, all of the assets in the Trust Account were held in Treasury Bills, amounting to $236,750,407 and $230,640,427, respectively.  Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”.   Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 11,500,000 Public Warrants and 330,000 Private Placement Warrants outstanding as of September 30, 2026.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,609,585	$46,188	$402,396
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	660,000	5,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.07

	For the Nine Months Ended September 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$4,245,415	$121,825	$1,061,354
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	660,000	5,750,000
Basic and diluted net income per ordinary share	$0.18	$0.18	$0.18

	For the Period from July 25, 2025 (inception) through September 30, 2025
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net loss per ordinary shares:
Numerator:
Allocation of net loss, basic and diluted	$-	$-	$(50,518)
Denominator:
Basic and diluted weighted average ordinary shares outstanding(1)	-	-	5,000,000
Basic and diluted net loss per ordinary share	$-	$-	$(0.01)

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,913,914)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,055,373)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,609,714
Class A ordinary shares subject to possible redemption at December 31, 2025	230,640,427
Remeasurement of Class A ordinary shares subject to possible redemption	6,109,980
Class A ordinary shares subject to possible redemption at September 30, 2026	$236,750,407

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

September 30, 2026
Cash	$878,221
Cash and marketable securities held in Trust Account	$236,750,407

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 25, 2025 (inception) through September 30, 2025
General and administrative expenses	$164,291	$681,386	$50,518
Income earned on cash and marketable securities held in Trust Account	$2,222,460	$6,109,980	$-

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

As of September 30, 2026 and December 31, 2025, there were $247,581 and $22,581, respectively, in due to related party related to the agreement.  The Company incurred $75,000 and $225,000, respectively, for the three and nine months ended September 30, 2026, as compared to $0 for the period from July 25, 2025 (inception) through September 30, 2025.  Amounts have been included in general and administrative expenses in the accompanying condensed statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares and one-half of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing wars between Russia and Ukraine, Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 660,000 shares of Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Recurring Fair Value Measurements

The following tables present information about the Company’s recurring fair value measurements as of September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026

Assets:
Cash and marketable securities held in Trust Account	1	$236,750,407

	Level	December 31, 2025

Assets:
Cash and marketable securities held in Trust Account	1	$230,640,427

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations[2]

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

2 Company to update amounts for third quarter.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2026, we had a net income of $2,058,169, which consisted of income earned on cash and marketable securities held in the Trust Account of $2,222,460, partially offset by general and administrative expenses of $164,291.

For the nine months ended September 30, 2026, we had a net income of $5,428,594, which consisted of income earned on cash and marketable securities held in the Trust Account of $6,109,980, partially offset by general and administrative expenses of $681,386.

For the period from July 25, 2025 (inception) through September 30, 2025, we had a net loss of $50,518, which consisted of general and administrative expenses of $50,518.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $283,300. Net income of $5,428,594 was adjusted by income earned on cash and marketable securities held in the Trust Account of $6,109,980 and $398,086 changes in operating assets and liabilities.

As of September 30, 2026, we had cash and marketable securities of $236,750,407 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $878,221 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Instruments

The Company accounts for the public warrants and private placement warrants issued in connection with the initial public offering and the private placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their relative fair values. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the Public Warrants are as follows:

December 4, 2025
Implied ordinary share price	$9.82
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	3.87%
Estimated implied volatility	2.10%
Market adjustment	32.19%
Calculated value per warrant	$0.34

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Unregistered Sales

On August 11, 2025, our sponsor paid $25,000 to cover certain expenses on our behalf in exchange for the issuance of 5,750,000 founder shares, or approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by our sponsor) upon completion of our initial public offering.

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

GENERAL PURPOSE ACQUISITION CORP.

Date: November 9, 2026	By:	/s/ Peter Georgiopoulos
	Name:	Peter Georgiopoulos
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stewart Crawford
Name:	Stewart Crawford
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)